Form 10-Q
period 1997-03-31
ALTAIR INTERNATIONAL INC /FI
filed 1997-05-15
CIK 820464

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________


                            ALTAIR INTERNATIONAL INC.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Province of
        Ontario,
         Canada                       1-12497                    None
---------------------------    ----------------------   ------------------------
(State or other jurisdiction   (Commission File No.)         (IRS Employer
    of incorporation)                                     Identification No.)

                         1725 Sheridan Avenue, Suite 140
                               Cody, Wyoming 82414
 ------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code: (307) 587-8245






                           Common Stock, no par value
                                (Title of Class)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|



         As of March 31, 1997, the Registrant had 15,118,245 shares of Common Stock outstanding.




--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                            ALTAIR INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET
                      (Expressed in United States Dollars)



                                                                                             March 31          December 31
                                                                                               1997                1996
                                                                                           (unaudited)          (audited)
                                                                                        ------------------   ----------------

                                                                   ASSETS

Current
  Cash and term deposits                                                                        $3,707,952         $3,270,161
  Advances and accounts receivable                                                                  21,817             13,556
                                                                                        ------------------   ----------------

                                                                                                 3,729,769          3,283,717

Capital
  Office equipment, vehicles and mining equipment,                                                 334,484            257,018
  (Cost, net of amortization)

Centrifugal Jig patents and related expenditures
  (Cost, net of amoritzation)                                                                      4,222,396          4,365,064

Mineral properties and related deferred
  exploration expenditures                                                                         170,313            126,302

Goodwill, net                                                                                       10,789             10,789
                                                                                        ------------------   ----------------

                                                                                                $8,467,751         $8,042,890
                                                                                        ==================   ================

                                                                 LIABILITIES

Current
  Accounts payable and accrued liabilities                                                      $  180,341         $  172,031
  Current portion of notes payable                                                                                    153,036
                                                                                        ------------------   ----------------

                                                                                                   180,341            325,067

Notes payable                                                                                      262,884            269,685
                                                                                        ------------------   ----------------

                                                                                                   443,225            594,752
                                                                                        ------------------   ----------------

                                                             SHAREHOLDERS EQUITY

Capital stock issued
  15,118,245 common shares (1996 - 14,686,296                                                   12,410,539         11,421,004
shares)
                                                                                        ------------------   ----------------

Deficit
  Balance, beginning of period                                                                   3,972,866          3,347,808
  Net loss for period                                                                              413,147            625,058
                                                                                        ------------------   ----------------

  Balance, end of period                                                                         4,386,013          3,972,866
                                                                                        ------------------   ----------------

Total Shareholders' Equity                                                                       8,024,526          7,448,138
                                                                                        ------------------   ----------------

                                                                                               $ 8,467,751        $ 8,042,890
                                                                                        ==================   ================



                            ALTAIR INTERNATIONAL INC.
            CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL CONDITION
                      (Expressed in United States Dollars)




                                                                                            Three Months Ended
                                                                                                 March 31
                                                                           ----------------------------------------------------

                                                                                    1997                          1996
                                                                                (unaudited)                   (unaudited)

                                                                           ----------------------        ----------------------

Cash provided by (used in)
  Operating activities
    Net loss for period                                                            $  (413,147)                  $  (142,755)
    Item not requiring an outlay of cash:
      Amortization                                                                     154,873                         2,811
                                                                           ----------------------        ----------------------

                                                                                      (258,274)                     (139,844)

    Changes in non-cash working capital balances:
      Increase in advances and accounts receivable                                      (8,261)                      (67,047)
      Increase in accounts payable and accrued liabilities                               8,310                     1,145,350
                                                                           ----------------------        ----------------------

                                                                                      (258,225)                      938,359
                                                                           ----------------------        ----------------------

  Investing activities
    Mineral properties and deferred exploration expenditures                           (44,011)                           --
    Purchase of capital assets                                                         (84,948)                      (12,580)
    Certrifugal jig patents and related expenditures                                    (4,723)                   (3,935,426)
                                                                           ----------------------        ----------------------

                                                                                      (133,682)                   (3,947,986)
                                                                           ----------------------        ----------------------

  Financing activities
    Issuance of common shares for shares of subsidiary                                      --                     2,522,571
    Issuance of common shares for cash                                                 989,534                       850,347
    Increase (decrease) in notes payable                                              (159,836)                      175,213
                                                                           ----------------------        ----------------------

                                                                                       829,698                     3,348,131
                                                                           ----------------------        ----------------------

Increase in cash                                                                       437,791                       338,504

Cash and short term investments, beginning of period                                 3,270,161                       310,146
                                                                           ----------------------        ----------------------

Cash and short term investments, end of period                                     $ 3,707,952                   $   648,650
                                                                           ======================        ======================



                            ALTAIR INTERNATIONAL INC.
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICITS



                                                                                    Three Months Ended
                                                                                         March 31
                                                          ----------------------------------------------------------------------

                                                                       1997                                   1996
                                                                   (unaudited)                            (unaudited)
                                                          ------------------------------        --------------------------------

Operating Expenses:
  Professional fees                                                       $    83,152                            $   28,041
  Wages and administration                                                     45,898                                49,468
  Research and development                                                     27,394                                    --
  General and office                                                           18,066                                12,856
  Shareholders' meetings                                                       18,151                                23,076
  Public relations                                                             23,983                                 8,249
  Occupancy costs                                                               7,522                                 3,944
  Travel                                                                       14,945                                 2,128
  Transfer agent's fees                                                         2,799                                 2,334
  Insurance                                                                     2,522                                 2,115
  Accounting and corporate services                                             1,788                                 2,015
  Government fees and taxes                                                     1,186                                 2,715
  Stock exchange fees                                                             882                                 1,824
  Bank charges                                                                    283                                   160
  Loss (gain) on foreign exchange                                              36,965                                (1,282)
  Amortization                                                                154,873                                 2,811
                                                          ------------------------------        --------------------------------

                                                                              440,409                               140,454

  Add:  Interest on notes payable                                               4,330                              $  2,301
  Less:  Interest and miscellaneous income                                    (31,592)                                   --
                                                          ------------------------------        --------------------------------

Net loss for period                                                       $   413,147                            $  142,755
                                                          ==============================        ================================

Net loss per share                                                        $      0.03                            $     0.01
                                                          ==============================        ================================


                           ALTAIR INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.  Basis of Preparation of Financial Statements

         These unaudited interim financial statements of Altair International, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles, so long as the statements are not misleading. In the opinion of Company management, these financial statements and accompanying notes contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1996.

         The Company is a Canadian corporation and prepares its financial statements in accordance with generally accepted accounting principles in Canada ("Canadian GAAP"). The Company's previous financial statements have been denominated in Canadian currency. The Company's operations are now centered in the United States, and the Company has determined that its functional currency is the U.S. dollar. Accordingly, although the Company continues to follow Canadian GAAP, the foregoing unaudited financial statements are, and the Company's subsequent financial statements will be, denominated in U.S. dollars.

         Certain prior year amounts have been reclassified to conform with the current year presentation, but these reclassifications do not affect previously reported net income or retained earnings.

         The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2. Differences between Canadian and United States Generally Accepted Accounting Principles

         Canadian GAAP conforms, in all material respects, with accounting principles generally accepted in the United States ("U.S. GAAP"), except as described below.

Statement of Changes in Financial Position

         The U.S. Financial Accounting Standards Board (FASB) issued its Statement of Financial Accounting Standards No. 95 (SFAS No. 95) effective for years ending after July 15, 1988. SFAS No. 95, which is entitled "Statement of Cash Flows", established standards for cash flow reporting with its primary purpose being to provide information about the cash receipts and cash payments of an entity during the period. Canadian GAAP dealing with the statement of changes in financial position is based on a broad concept, embracing all changes in financial position. The following are the Statements of Cash Flow prepared in accordance with U.S. GAAP for each of the three month period ended March 31, 1997 and the three month period ended March 31, 1996:

                            ALTAIR INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Expressed in United States Dollars)




                                                                                          Three Months Ended
                                                                                               March 31
                                                                        ------------------------------------------------------

                                                                                 1997                           1996
                                                                              (unaudited)                    (unaudited)
                                                                        -----------------------        -----------------------

Cash flows from operating activities
  Net loss for period                                                            $   (413,147)                    $ (142,755)
  Adjustment to reconcile net loss for period to net
 cash (used):                                                                         154,873                          2,811
    Amortization
                                                                        -----------------------        -----------------------

                                                                                     (258,274)                      (139,944)

  Changes in assets and liabilities:
    Advances and accounts receivable                                                   (8,261)                       (67,047)
    Accounts payable and accrued liabilities                                            8,310                      1,145,350
                                                                        -----------------------        -----------------------

Net cash provided by (used in) operating                                             (258,225)                       938,359
activities
                                                                        -----------------------        -----------------------

Cash flows from investing activities
  Purchase of mineral properties and related
    deferred exploration expenditures                                                 (44,011)                            --
  Purchase of capital assets                                                          (84,948)                       (12,560)
  Purchase of Centrifugal Jig patents and related expenditures                         (4,723)                    (3,935,426)
                                                                        -----------------------        -----------------------

Net cash (used in) investing activities                                              (133,682)                    (3,947,986)
                                                                        -----------------------        -----------------------

Cash flows from financing activities
  Issuance of common shares for shares of                                                  --                      2,522,571
  subsidiary
  Issuance of common shares for cash                                                  989,534                        650,347
  Notes payable                                                                      (159,836)                       175,213
                                                                        -----------------------        -----------------------

Net cash provided by financing activities                                             829,698                      3,348,131
                                                                        -----------------------        -----------------------

Net increase in cash                                                                  437,791                        338,504

Cash, beginning of period                                                           3,270,161                        310,146
                                                                        -----------------------        -----------------------

Cash, end of period                                                              $  3,707,952                    $   648,650
                                                                        =======================        =======================



         Under Canadian GAAP, there is no requirement to disclose the Company's policy for determining which items are treated as cash equivalents. Under U.S. GAAP cash equivalents are short-term, highly liquid investments that are readily converted to known amounts of cash and are so near their maturities that they present an insignificant risk of change in value because of changes in interest rates.

         The cash and term deposits on hand as of March 31, 1997 represent cash and term deposits with maturity dates of less than 30 days which are considered cash equivalents under U.S. GAAP.

Development Stage Company

         As of March 31, 1997, the Company would be characterized as a "development stage enterprise" under U.S. GAAP due to Statement of Financial Accounting Standards No. 7 (SFAS 7). Under Canadian GAAP, there are no requirements for the indication or reporting of development stage entities.

Income Taxes

         Under Canadian GAAP, income taxes are accounted for under the deferred method. Under U.S. GAAP, companies must follow the requirements of Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires the use of the asset/liability method for measurement of tax liabilities, wherein deferred tax assets are recognized as well as deferred tax liabilities.

         The Company has significant non-capital loss carryforwards. SFAS 109 would require the recognition of a long-term tax asset for the future benefit expected from the application of these carryforwards to future profitable years. If it is expected that the entire amount of non-capital loss carryforwards will not be utilized, then a valuation allowance is applied to the asset to reasonably state the asset at its expected value. Under SFAS 109, disclosure of the amount of valuation allowance is required. As of December 31, 1996, the valuation allowance is equal to 100% of the deferred tax asset. Changes in the value of the deferred asset are recognized each year as income tax expense.

Stock Options

         Of the Common Share stock options outstanding at March 31, 1997, 392,000 (1996 year end - 415,000) are currently exercisable. As of March 31, 1997, 698,630 (1996 year end - 723,630) Common Shares were available for granting of options. The following summary sets out the activity in the stock options.


                                         Fiscal Year 1996     First Quarter 1997
                                         ----------------     ------------------
                                             $                    $
   Outstanding at beginning of period       677,000              745,000
   Granted                                  770,000               25,000
   Exercised at an average price of
     $1.03 (1997 - $5.73)                  (702,000)             (48,000)
                                         ---------------------------------

   Outstanding at end of period             745,000              722,000
                                         ---------------------------------

         Under Canadian GAAP, there is no requirement to record compensation on the issue of stock options to employees or directors. Under U.S. GAAP, compensation would be accrued at the date of granting of the options calculated as the difference between the market price and exercise price at the date of grant.

         For the fiscal year ended December 31, 1996 and the quarter of 1997, the exercise price of all stock options granted has been equal to or greater than the market price on the date of the grant and therefore the compensation cost under U.S. GAAP would be $Nil.

Other

         There are no other material differences between Canadian GAAP and U.S. GAAP.


ITEM 2.  MANAGEMENT'S DISCUSSION AND FINANCIAL CONDITION AND
         ANALYSIS OF RESULTS OF OPERATIONS

         The following discussion summarizes the results of operations of the Company for the three month periods ended March 31, 1996 and March 31, 1997 (each such period hereinafter referred to as the "first quarter") and changes in its financial condition from December 31, 1996 to March 31, 1997. This discussion should be read in conjunction with the Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ending December 31, 1996. Unless otherwise specified, all amounts set in this
Part I, Item 2 are in U.S. Dollars.

Overview

         From inception through the end of 1993, the Company's business consisted principally of acquisition and development of mineral properties.

During 1994, the Company's focus changed, and the Company became primarily engaged in the acquisition, development and testing of mineral processing equipment for use in the recovery of fine, heavy mineral particles, including gold and environmental contaminates.

         During November, 1994, the Company executed an option agreement to acquire Trans Mar, Inc. ("Trans Mar"), a development stage enterprise which owned all patent rights to the Centrifugal Jig ("CJ"), an apparatus for the separation and recovery of fine heavy mineral particles. The Company funded $373,955 of option-related costs during 1994 and 1995. Subsequently, during early 1996, the Company renegotiated the acquisition agreement and acquired all of the outstanding common stock of Trans Mar (the "Trans Mar Merger"). The acquisition was accounted for as a purchase by the Company, which agreed to issue to Trans Mar's shareholders 1,920,000 shares of the Company's common stock ("Common Shares") over a 5 year period and 580,000 warrants entitling the holder to purchase one Common Share for $2.00 until March 1, 1997.

         The effective purchase price of Trans Mar was $5,115,693. This consisted of $3,455,923 of stock issued to Trans Mar shareholders (1,919,557 Common Shares with a deemed value of $1.80 per share) and the absorption of Trans Mar's assets and liabilities, with liabilities exceeding assets by $1,659,770 on February 29, 1996. The purchase price was allocated to CJ patents and development costs.

         Prior to 1994, the Company operated its minerals business as an exploration stage company, in that it intended to receive income from property sales, joint ventures, or other business arrangements with larger companies, rather than developing and placing its properties into production on its own. At present, there are no business arrangements or joint venture prospects involving the Company's properties or potential property sales from which the Company expects to receive income. No royalty income has been received in the past by the Company.

         There can be no assurance that the development and testing program undertaken by the Company will demonstrate the CJ to be economically attractive to end users. Accordingly, there is no assurance of successful operations.

Results of Operations

         The Company has earned no revenues to date. Operating losses totaled $413,147 during the first quarter of 1997 ($0.03 per share) and $142,755 ($.01 per share) for the first quarter of 1996. Principal factors contributing to the losses during these periods were the absence of revenue, coupled with the incurrence of operating expenses.

         Operating expenses increased from $140,454 during the first quarter of 1996 to $440,409 during the same period of 1997. Of the $440,409 total operating expenses incurred during the first quarter of 1997, $154,873, representing 35% of total operating expenses, related to amortization of the Company's assets, as compared to $2,811 (2% of total operating expenses) during the comparable period in 1996. Increases in amortization are due primarily to amortization of CJ patent and development costs resulting from the acquisition of the CJ through the Trans Mar Merger in March, 1996. Operating expenses, exclusive of amortization, increased from $137,643 during the first quarter of 1996 to $285,536 during the first quarter of 1997 due primarily to increased activity in testing and developing the CJ and its potential applications. In this regard, subsequent to the first quarter of 1996, the Company expanded into new leased space in Reno, Nevada and increased the level of staffing in Reno from one to four personnel. In addition, increased expenditures for professional fees, largely legal costs, were required due to new requirements associated with NASDAQ trading, filings with the Commission, and aggressive enforcement of the Company'slicenses and patent rights.

Liquidity and Capital Resources

         The Company has financed its operations since inception primarily by the issuance of equity securities (Common Shares and warrants to purchase Common Shares) with aggregate net proceeds $12,410,539 as of March 31, 1997. The Company received cash proceeds totaling $989,534 from the exercise of options and warrants to acquire Common Shares during the first quarter of 1997.

         The Company has earned no revenues and has incurred recurring losses in operations. On December 31, 1996 the Company's accumulated deficit was $3,972,866. The deficit increased by $413,147 to $4,386,013 during the first quarter of 1997 due to operating losses during that period.

         The Company currently maintains working capital which management believes will be sufficient for the Company's needs during the present fiscal year; however, there can be no assurance that the Company wil be able to continue to raise capital to fund the Company's long-term capital requirements. The Company received $989,534 in proceeds from the exercise of options and warrants to purchase Common Shares during the first quarter of 1997. This increased the amount of cash and short-term investments held by the Company from $3,270,161 as of December 31, 1996 to $3,707,952 as of March 31, 1997.
Correspondingly, working capital increased from $2,958,650 as of December 31, 1996 to $3,549,428 as of March 31, 1997.

         The Company continues to use its working capital to invest in the testing and development of its primary asset, the CJ, and to invest in mineral properties suitable for development and processing with the CJ. During the first quarter of 1997, the Company invested $44,011 in the Company's Camden, Tennessee mineral property, used $40,758 to construct additional CJs, and used $38,400 to build a CJ test facility in Reno, Nevada.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         Recent Sales of Unregistered Securities

         During the first quarter of 1997, the Company granted 25,000 options pursuant to its Stock Option Plan and issued 431,949 Common Shares upon the exercise of warrants or options it had issued during fiscal year 1996. Following is a summary of all securities of the Company sold during the first quarter of 1997 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Unless otherwise indicated, all amounts set forth below are stated in Canadian dollars.

         On February 8, 1996, the Company entered into the Trans Mar Merger Agreement, pursuant to which the Company issued 1,920,000 Common Shares to the 45 shareholders of Trans Mar (10 of which were accredited investors) and issued 580,000 Series E warrants to purchase one Common Share. Each Series E warrant entitles the holder thereof to purchase one Common Share at $2.00 per share before March 1, 1997. Through December 31, 1996, Series E warrants entitling the holders to 260,356 Common Shares were exercised for proceeds of $520,712. During the first quarter of 1997, 333,949 Common Shares were issued pursuant to the exercise of Series E warrants for proceeds of $677,898. The transactions were effected in reliance upon the exemptions from registration provided by Section 4(2) and/or Regulation D, based on a number of considerations, including the following.

         Each former shareholder of Trans Mar received a proxy statement which contained, among other things, descriptions of (i) the business and management of the Company, (ii) the Common Shares to be issued in the Trans Mar Merger,
(iii) the terms and conditions of the Trans Mar Merger Agreement, (iv) certain risk factors associated with the Trans Mar Merger, (v) the reasons for and effects of the Trans Mar Merger and the favorable recommendation of the Board of Directors regarding the Trans Mar Merger, (vi) the tax consequences of the Trans Mar Merger, (vii) the restrictions on transferability of the Common Shares to be received in the Trans Mar Merger, including those imposed by securities laws, the escrow to which the shares would be subject and the additional sale restrictions imposed by the Trans Mar Merger Agreement itself, and (viii) the dissenters' rights afforded to the shareholders by Washington law. Audited financial statements of Altair for the year ended December 31, 1995, a copy of the Trans Mar Merger Agreement, and the Washington dissenters' rights provisions were included, among other things, as exhibits to the proxy statement. The former Trans Mar Shareholders voted to approve the Trans Mar Merger; none of the former Trans Mar Shareholders exercised dissenters' rights.

         No general advertising or solicitation preceded the distribution of the Common Shares in the Trans Mar Merger. Also, in connection with the Trans Mar Merger, each former Trans Mar shareholder was required to execute a subscription agreement and questionnaire, which solicited information as to each shareholder's status as an accredited investor and/or background, education and experience which would enable the shareholder individually, or with the assistance of a qualified purchaser representative, to effectively evaluate the merits and risks of acquiring Common Shares in the Trans Mar Merger. Each subscription agreement included customary representations and warranties regarding the shareholder's intent to acquire the Common Shares as an investment, and covenants not to serve as a conduit for further distribution of Common Shares.

         On or about March 27, 1996, the Company privately placed with one U.S. corporate accredited investor, 100,000 units, each consisting of one Common Share and one Series F warrant to purchase one Common Share for total cash consideration of $350,000. Each Series F warrant entitles the holder to purchase one Common Share at a price of $7.00 per share until December 5, 1996, provided that only 50% of the warrants can be exercised during the initial period, and at a price of $10 per share until September 5, 1997, provided that the number of warrants exercised after December 5, 1996 can not exceed the number exercised before that date. Prior to December 5, 1996, 50,000 additional Common Shares were issued pursuant to the exercise of Series F warrants. Since December 31, 1996, the remaining 50,000 Series F warrants have been exercised, and the Company has issued 50,000 Common Shares for proceeds of $500,000. The transaction was effected in reliance upon the exemptions from registration provided by Section 4(2) and/or Regulation D, based on a number of factors, including the following: (i) the purchaser is an accredited investor; (ii) the purchaser entered into a subscription agreement in which the purchaser represented that it was acquiring the Common Shares for investment and covenanted not to serve as a conduit for further distribution; (iii) the subscription agreement explained that neither the Common Shares nor warrants were registered with the Commission, that transferability was restricted, and that the share certificates would bear a legend explaining the absence of an effective registration statement and the restrictions on transfer; and (iv) no general solicitation or advertising preceded the execution of the subscription agreement or issuance of Common Shares.

         The Company maintains an incentive Stock Option Plan pursuant to which the Company from time to time grants employee, certain insiders, and other service providers options to purchase Common Shares. On January, 7, 1997, a director of one of the subsidiaries of the Altair International Inc. exercised options to purchase 40,000 Common Shares at a price of $5.00 per share. On March 27, 1997, an employee of the Company exercised options to purchase 8,000 Common Shares at a price of $9.40 per share. These transactions were effected in reliance upon the exemptions from registration provided by Section 4(2) and/or Regulation D.


Item 3.  Default Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote for Security Holders.

         None.

Item 5. Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      See Exhibit Index attached hereto.

         (b) No reports on Form 8-K have been filed during the first quarter of 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Altair International Inc.




     March 14, 1997                          By: /s/ William Long
---------------------------                   ---------------------------------
            Date                                  William Long, President

     March 14, 1997                          By: /s/ Patrick Costin
---------------------------                   ---------------------------------
            Date                                  Patrick Costin, Vice-President

                            ALTAIR INTERNATIONAL INC.

                                  EXHIBIT INDEX

  Regulation S-K
    Exhibit No.                 Description
---------------------        ---------------------------------------------------

       3(i) Articles of Incorporation, as amended (incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Commission on November 25, 1996).

       3(ii)                   Bylaws   (incorporated   by   reference   to  the
                               Company's Registration Statement on Form 10-SB filed with the Commission on November 25, 1996).

        27                     Financial Data Schedule