Form 10-K/A
period 1996-12-31
ALTAIR INTERNATIONAL INC /FI
filed 1997-06-09
CIK 820464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

|_|   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________


                                ALTAIR INTERNATIONAL INC.
                  -----------------------------------------------------
                   (Exact name of registrant as specified in its charter)

   Province of
    Ontario,
     Canada                           1-12497                     None
------------------              ------------------          ----------------
(State or other jurisdiction     (Commission File No.)        (IRS Employer
of incorporation)                                            Identification No.)

                         1725 Sheridan Avenue, Suite 140
                               Cody, Wyoming 82414
              -----------------------------------------------------
          (Address of principal executive offices, including zip code)


      Registrant's telephone number, including area code:  (307) 587-8245

|_|   Securities registered pursuant to Section 12(b) of the Act:  None

|X|   Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, no par value
                         (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the Common Stock held by non-affiliates of the Registrant on February 28, 1997, based upon the closing sale price of the Common Stock on the Alberta Stock Exchange of $11.75 per share on February 27, 1997, was approximately $140,587,375. Shares of the Common Stock held by each officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded.

      As of February 28, 1997, the Registrant had 15,110,245 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

      Altair International Inc. (the "Registrant") is filing this amendment on Form 10-K/A (the "Amendment") to its Annual Report on Form 10-K for the purpose of supplementing the financial statements required by Item 8 and Item 14(a) of Form 10-K. Included in this Amendment are the Report of McGovern, Hurley, Cunningham, independent accountants, for the years ended December 31, 1996, 1995, and 1994; Consolidated Balance Sheets at December 31, 1996 and 1995; Consolidated Statements of Operations and Deficit for the years ended December 31, 1996, 1995, and 1994; Consolidated Statements of Changes in Financial Position for the years ended December 31, 1996, 1995, and 1994; and Notes to Consolidated Financial Statements.


Item 8.     Financial Statements and Supplementary Data

      The financial statements required by this Item appear on pages F-1 through F-17 of this Amendment.


Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   Documents Filed

            1.    Financial Statements.   The  following  Consolidated Financial
                  Statements of the Company and Auditor's Report are filed as part of this Amendment to the Annual Report on Form 10-K:

                  o Report of McGovern, Hurley, Cunningham, for the years ended December 31, 1996, 1995, and 1994.

                  o      Consolidated  Balance  Sheets  at December 31, 1996 and
                         1995.

                  o Consolidated Statements of Operations and Deficit for the years ended December 31, 1996, 1995, and 1994

                  o      Consolidated  Statements  of   Changes   in   Financial
                         Position for the years ended December 31, 1996, 1995, and 1994.

                  o      Notes to Consolidated Financial Statements


            2.    Financial Statement Schedules.  Not applicable.

            3.    Exhibit List

Exhibit                                             Incorporated    Filed
 No.                   Exhibit                      by Reference   Herewith
-----  ---------------------------------------      ------------   --------

3.1.1  Articles of Incorporation of the Registrant     (1)

3.1.2  Amendment to Articles of Incorporation of the
       Registrant dated November 6, 1996               (2)

3.2    Bylaws of the Registrant                        (1)

4.1    Form of Common Stock Certificate                (1)

4.2    Form of Series D Warrant Certificate            (1)

4.3    Form of Series E Warrant Certificate            (1)

4.4    Form of Series F Warrant Certificate            (1)

4.5    Form of Series G Warrant Certificate            (1)

4.6    Form of Series H Warrant Certificate            (1)

10.1   Articles of Merger of Mineral Recovery
       Systems, Inc. with and into Fine Gold
       Recovery  Systems Inc. dated June 21, 1996,
       including Exhibit A thereto, Plan of Merger
       and Merger Agreement                            (1)

10.2   Merger Agreement among Fine Gold Recovery
       Systems Inc., Altair International Inc. and
       Trans Mar, Inc., dated February 8, 1996, as
       amended February 22, 1996 (the "TMI Merger
       Agreement")                                     (1)

10.2.1 Exhibit 1.1(c) to the TMI Merger Agreement
       -- Articles of Merger                           (1)

10.2.2 Exhibit 1.1(e)(1) to the TMI Merger Agreement
       -- Principal Escrow Agreement dated February
       29, 1996                                        (1)

10.2.3 Exhibit 1.1(e)(2) to the TMI Merger Agreement
       Performance Escrow Agreement dated Febreemy
       27, 1996                                        (1)

10.2.4 Exhibit 1.1(h) to the TMI Merger Agreement
       -- Warrant Certificate                          (1)

10.2.5 Schedule 1.1(e)(ii) to the TMI Merger
       Agreement -- Principal Escrow Release Schedule  (1)

10.2.6 Schedule 1.1(e)(iii) to the TMI Merger
       Agreement -- Performance Escrow Release
       Schedule                                        (1)

10.3   Employment Agreement between Altair
       International Inc. and William P. Long
       dated January 1, 1988                           (1)

10.4   Employment Agreement between Fine Gold
       Recovery Systems Inc. and C. Patrick Costin
       dated August 15, 1994                           (1)

10.5   Altair International Inc. Stock Option Plan
       adopted by shareholders May 10, 1996            (1)

10.6   Share Purchase Agreement between Altair
       International Inc. and Fine Gold Recovery
       Systems, Inc dated April 21, 1994               (1)

10.7   Escrow Agreement among Altair International
       Inc., Equity Transfer Services Inc., Thomas
       P. Campbell and C. Patrick Costin dated June
       1, 1994                                         (1)

22     Subsidiaries of the Registrant                  (2)

27     Financial Data Schedule                                        (3)

-----------------------

(1) Incorporated by reference to Registration Statement on Form 10-SB filed with the Commission on November 25, 1996.

(2) Incorporated by reference to Amendment No. 1 to Registration Statement on Form 10 filed with the Commission on December 23, 1996.

(3) Filed with and attached to the Annual Report on Form 10-K filed with the Commission on March 31, 1997, following page F-18 thereof. Incorporated into this Amendment by reference thereto.





      (b)   Reports on Form 8-K

            The Company did not file a report on Form 8-K during the last quarter of the fiscal year ended December 31, 1996.

      (c)   Exhibits

            Exhibits to the Annual Report on Form 10-K are attached page F-18 hereof.

      (d)   Financial Statement Schedule

            Not applicable.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on this ___ day of June, 1997.

                                          ALTAIR INTERNATIONAL INC.


                                          By: /s/ William P. Long
                                             -----------------------------------
                                              William P. Long, President,
                                                Chief Executive Officer

                                  AUDITORS' REPORT



To the Shareholders of
Altair International Inc.


We have audited the consolidated statements of Altair International Inc. as at December 31, 1996 and 1995 and the consolidated statements of operations and deficit, and changes in financial position of Altair International Inc. for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1996 and 1995 and the results of its operations and the changes in its financial position for the years ended December 31, 1996, 1995 and 1994 in accordance with generally accepted accounting principles in Canada.


                                          McGOVERN, HURLEY, CUNNINGHAM


                                          /s/ McGovern, Hurley, Cunningham

                                          Chartered Accountants

NORTH YORK, Canada
March 18, 1997

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 1996
================================================================================
                                                            1996          1995
(Expressed in Canadian Dollars)                              $             $
================================================================================
                                     ASSETS
CURRENT
  Cash and term deposits                                4,482,083      424,185
  Advances and accounts receivable                         18,580      130,102
                                                     ------------  -----------
                                                        4,500,663      554,287
CAPITAL (Note 3)
  Office equipment, vehicles and mining equipment,
    net of accumulated amortization                       351,047       33,365

CENTRIFUGAL JIG (Note 4)                                5,984,808      733,430

MINERAL PROPERTIES AND RELATED DEFERRED
  EXPLORATION EXPENDITURES (Note 5)                       172,213        -

GOODWILL, net                                              14,787       15,609
                                                     ------------  -----------

                                                       11,023,518    1,336,691
                                   LIABILITIES
CURRENT
  Accounts payable and accrued liabilities (Note 8)       213,443      124,605
  Current portion of notes payable                        209,751          -
                                                      -----------   -----------
                                                          423,194      124,605
NOTES PAYABLE (Note 6)                                    369,630          -
                                                      -----------   -----------
                                                          792,824      124,605
                              SHAREHOLDERS' EQUITY
CAPITAL STOCK (Note 7)
  Issued
    14,686,296 Common shares (1995 - 8,497,849)        15,588,187    5,779,016

COMMON SHARES TO BE ISSUED (Note 7)                        65,440        -

DEFICIT                                                (5,422,933)  (4,566,930)
                                                       ----------   ----------

TOTAL SHAREHOLDERS' EQUITY                             10,230,694    1,212,086
                                                       ----------   ----------

                                                       11,023,518    1,336,691

APPROVED ON BEHALF OF THE BOARD:

         CHRISTOPHER J. PROUD        , Director
-------------------------------------
         WILLIAM P. LONG             , Director
-------------------------------------

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 1996
================================================================================
                                                1996          1995        1994
(Expressed in Canadian Dollars)                  $             $           $
================================================================================
OPERATING EXPENSES
  Professional fees                           439,267       91,257       31,711
  Wages and administration                    305,406      141,494        3,402
  Research and development                    218,856      222,350        -
  General and office                          107,291       29,379       20,781
  Shareholders' meetings                       52,666        6,946        9,768
  Public relations                             48,336       28,812       21,148
  Occupancy costs                              37,005        -            -
  Travel                                       31,991        1,027        -
  Transfer agent's fees                        19,161        9,378        7,991
  Insurance                                    16,047       11,457        6,520
  Patent maintenance                           12,237        -            -
  Accounting and corporate services             9,182        8,348        8,120
  Government fees and taxes                     5,763        2,650        3,343
  Stock exchange fees                           4,800        5,091        3,100
  Bank charges                                  1,041        -            -
  Loss (gain) on foreign exchange              (6,799)       8,894        5,621
  Financing fees                                -           17,810        -
  Royalties                                     -            -           46,109
  Write-off of mineral properties and
    related exploration expenditures            -           11,255      616,398
  Amortization                                523,617        4,319        1,408
                                           ----------   ----------   ----------
                                            1,825,867      600,467      785,420
  Add: Interest on notes payable               26,415        -            -
  Less: Interest income                       (38,113)      (1,370)      (1,342)
                                           ----------   ----------   ----------

Loss from operations                        1,814,169      599,097      784,078

Gain on forgiveness of debt                  (958,166)       -            -
                                           ----------   ----------   ----------

NET LOSS for the year                         856,003      599,097      784,078

DEFICIT, beginning of year                  4,566,930    3,967,833    3,183,755
                                            ---------    ---------    ---------

DEFICIT, end of year                        5,422,933    4,566,930    3,967,833
                                            =========    =========    =========


Net loss per share from operations
  Basic                                        $(0.16)      $(0.09)      $(0.17)
                                                =====        =====        =====

Net income per share from gain on
  forgiveness of debt                          $ 0.08       $ 0.00        $0.00
                                                =====        =====        =====






                  See Accompanying Note to Financial Statements

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
FOR THE YEAR ENDED DECEMBER 31, 1996
================================================================================
                                                1996          1995        1994
(Expressed in Canadian Dollars)                  $             $           $
================================================================================
CASH WAS PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net loss for the year                        (856,003)    (599,097)    (784,078)
  Charges not involving cash:
    Amortization                              523,617        4,319        1,408
    Write-off of mineral properties and
      related exploration expenditures          -           11,255      616,398
                                         ------------   ----------   ----------
                                             (332,386)    (583,523)    (166,272)
                                           ---------    ----------   ----------

Changes in noncash working capital balances:
  Decrease (increase) in advances and
    accounts receivable                       111,522      (70,162)       5,351
  Increase (decrease) in accounts payable and
    accrued liabilities                        88,838     (100,186)      62,943
                                          -----------  ----------    ----------
                                              200,360     (170,348)      68,294
                                           ----------  ----------    ----------

                                             (132,026)    (753,871)     (97,978)
                                           ----------   ----------   ----------
FINANCING ACTIVITIES
  Issuance of common shares for cash          305,000        -          180,000
  Issuance of common shares pursuant to
    a private placement                     1,939,095    1,200,000        -
  Issuance of common shares for shares
    of subsidiary                           3,455,923        -          352,500
  Issuance of common shares for royalties
    owed                                        -            -           46,109
  Common shares to be issued                   65,440        -            -
  Exercise of stock options                   722,100       73,400        -
  Exercise of warrants                      3,387,053      235,000        -
  Notes payable                               579,381         -           -
                                          ---------------------------------
                                           10,453,992    1,508,400      578,609
                                           ----------   ----------   ----------
INVESTING ACTIVITIES
  Mineral properties and deferred
    exploration expenditures                 (172,213)     (11,255)    (144,625)
  Purchase of capital assets                 (349,104)     (31,232)        -
  Centrifugal Jig patents and related
    expenditures                           (5,742,751)      (5,965)    (353,509)
  Option agreement costs                        -         (291,708)     (81,398)
  Goodwill                                      -             -         (16,431)
                                        --------------------------------------
                                           (6,264,068)    (340,160)    (595,963)
                                           ----------   ----------   ----------

Increase (decrease) in cash                 4,057,898      414,369     (115,332)
Cash, beginning of year                       424,185        9,816      125,148
                                          -----------  -----------   ----------

Cash and term deposits, end of year         4,482,083      424,185        9,816
                                           ==========  ===========  ===========









                  See Accompanying Note to Financial Statements

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(Expressed in Canadian Dollars)
================================================================================
1. SIGNIFICANT ACCOUNTING POLICIES

    Consolidation:
      The financial statements include the accounts of the company and its subsidiaries, Mineral Recovery Systems, Inc. (MRS) (formerly Carlin Gold Company) (100% owned), Intercontinental Development Corporation (66% owned), Fine Gold Recovery Systems, Inc. (Fine Gold) (100% owned) and 660250 Ontario Limited (100% owned). During 1996, Fine Gold merged with the company previously known as MRS and Trans Mar, Inc. (TMI) (see Note 2(b)) and continued under the name Fine Gold. Subsequent to the merger, Carlin Gold Company changed its name to Mineral Recovery Systems, Inc.

    Nature of Operations:
      The company and its subsidiaries are engaged in the business of acquiring, developing and testing mineral processing equipment for use in the recovery of fine, heavy mineral particles, including gold and environmental contaminants. The company and its subsidiaries are also in the process of exploring mineral properties.

    Mineral Properties and Related Deferred Exploration Expenditures:
      Mineral properties are carried at cost until they are brought into production at which time they are depleted on a unit-of-production method based on proven and probable reserves. If a property is subsequently determined not to be economic, the property and related deferred costs are written down to net realizable value.

      Exploration expenses, as well as advance royalty payments, relating to mineral properties in which the company has an interest in are deferred until the properties are brought into production at which time they are amortized on a unit-of-production basis. Other general exploration expenses are charged to operations as incurred.

      The cost of the mineral properties abandoned or sold and the related deferred exploration costs are charged to operations in the current year.

      The company reviews its mineral properties on an annual basis to determine if events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. In performing its review, the company estimates the future cash flows expected to result from each asset and its eventual disposition. If the sum of the undiscounted, expected future cash flow is less than the carrying value of the asset, an impairment loss is recognized. It is reasonably possible, based on existing knowledge, that changes in future conditions in the near term could require a change in the determination of the need for and amount of any writedown.


















                                                                    Continued...

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(Expressed in Canadian Dollars)
================================================================================
1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Administrative Expenditures:
      Administrative expenditures are charged to operations as incurred.

    Capital Assets and Amortization:
      Capital assets are stated at acquisition cost. Amortization is provided based on the estimated useful life of the assets as follows:

           Furniture and office equipment                  20% declining balance
           Mining equipment                                20% declining balance
           Vehicles                                        20% declining balance
           Centrifugal Jig equipment                        7 year straight line

      Centrifugal Jig Patents and Related Expenditures:
        The centrifugal jig patents are carried at acquisition cost and are being amortized on a straight-line basis over their remaining lives.

        The related expenditures are also being carried at acquisition costs and the amortization policies are as follows:

           Royalty agreement (Note 2(c))       - 15 year straight line
           Licence agreement                   - No amortization  as the company
                                                 intends to sell the licence
           Mineral recovery technology rights  - Costs  are  deferred until the jig technology produces revenue

      Research and Development Expenditures:
        Research and development expenditures are charged to operations as incurred.

      Goodwill:
        Goodwill is the excess of the cost of investment in subsidiaries over the estimated fair value of net assets acquired and is amortized on a straight-line basis over 20 years. Goodwill is written down (to fair value) when declines in value are considered other than temporary based on expected future cash flows of the respective subsidiary.




















                                                                    Continued...

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(Expressed in Canadian Dollars)
================================================================================
1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)
      Translation of Foreign Currency:
        The operations of the company's subsidiaries are determined to be of an integrated nature. The accounts of the U.S. subsidiaries are translated using the temporal method, under which monetary assets and liabilities are translated at the rate of exchange prevailing at the year end; capital assets are translated at the rates prevailing at the acquisition dates; and, revenue and expenses at average rates of exchange during the year, with the exception of amortization, which is translated at historical exchange rates. Exchange gains and losses are included in the consolidated statement of administrative expenditures and deficit.

      Transactions Involving Non-Cash Consideration:
        When exchanging its shares of common stock for non-cash consideration, the company values its exchanged shares at contemporaneous trade prices on the Alberta Stock Exchange, with larger transactions subject to arm's length discounting in order to arrive at fair market value.

2.  ACQUISITIONS

    (a) Fine Gold Recovery Systems, Inc. (Fine Gold)
        Pursuant to an agreement dated April 21, 1994 the company issued 750,000 common shares, with a deemed value of $0.47 ($352,500) per share for all of the outstanding common shares of Fine Gold, a corporation incorporated in the State of Nevada and involved in the development of a "Centrifugal Jig", an apparatus designed to recover fine gold from mineral properties. Pursuant to an Agreement dated as of January 1, 1994, between Thomas P. Campbell, the inventor of the Centrifugal Jig and Fine Gold, Fine Gold acquired the rights to develop and market applications for the Jig at specified target sites and utilize the Jig in the exploitation of such sites, and obtained the agreement of Mr. Campbell to provide certain services and assistance to Fine Gold in doing so during the term of the Agreement and throughout the world excepting (i) areas subject to patents held by Trans Mar, Inc. and (ii) the Republic of Costa Rica, and certain areas in Mexico and Guiana, South America.

        A total of 650,000 shares issued pursuant to the acquisition are subject to a Performance Escrow Agreement which states that one share can be released from escrow for each U.S. $0.45 of (i) cash flow generated by or from the centrifugal jig, or (ii) Deferred Expenditures incurred on the assets of Fine Gold.
        As at December 31, 1996, 650,000 common shares remain in escrow.

        As at December 31, 1996, Fine Gold was still in the development stage in that no operating revenues have been earned and no operating expenses have been incurred. (See Note 4).



















                                                                    Continued...

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(Expressed in Canadian Dollars)
================================================================================
2.  ACQUISITIONS (Continued)
    (b) Trans Mar, Inc. (TMI)
        In March 1996, the company acquired 100% of the issued and outstanding common stock of TMI for total consideration of 1,919,957 common shares
        at  $1.80  each   ($3,455,923)  the  assumption  of  $1,659,770  of  net
        liabilities, and 580,000 Series E share purchase warrants (Note 7(v)).

        TMI is incorporated in the State of Washington and is involved in the development of the patented Campbell Centrifugal Jig. TMI holds patent rights to the centrifugal jig technology (subject to a 10% royalty - See
        Note 2(c)) in the United States, South Africa, United Kingdom, Australia and Canada. This transaction has been accounted for using the purchase method. The excess paid over the net book value (which approximates fair value) of the assets acquired has been allocated to the centrifugal jig patents. TMI was merged with Fine Gold immediately after the acquisition.

        The 1,919,957 common shares were deposited into escrow pursuant to the terms of two escrow agreements as follows:

        i) 1,170,000 shares are to be released dependent upon Altair receiving revenues from the sale of the centrifugal jigs formerly held by TMI. The basis of the share release is one share of common stock for each $1.80 in cash flow received by Altair, provided that no more than one-third of the original number of shares of common stock escrowed may be released in any one year over the first three years of the escrow. Shares of common stock still in escrow at the end of five years may be cancelled by the Alberta Stock Exchange.

        ii) The remaining 749,957 shares will be released from escrow to each former TMI shareholder at a rate equal to the greater of 15,000 shares or 5% of such shareholder's total escrowed holdings each calendar quarter. in addition, each former TMI shareholder or warrant holder is restricted from selling more than the greater of 15,000 shares or 10% of such holder's holdings in any calendar quarter.

        The net value of the assets acquired is as follows:

            Working capital deficiency                              $(1,710,980)
            Capital assets, mining equipment                             13,003
            Centrifugal jig patent - expires December, 1998             685,750
            Centrifugal jig patent - expires December, 2008           4,468,150
                                                                      ---------
            Issuance of 1,919,957 common shares                      $3,455,923
                                                                      =========



















                                                                    Continued...

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(Expressed in Canadian Dollars)
================================================================================
2.  ACQUISITIONS (Continued)
    (c) Intercontinental Development Corporation (INDECO)
        During 1996, the company purchased 66% of the issued and outstanding shares of Indeco for total consideration of $437,096 (U.S.$319,298). This acquisition has been accounted for using the purchase method. Indeco is a dormant company whose sole asset is a royalty agreement entitling the corporation to 10% of the cost of manufacturing any centrifugal jigs which are placed in production, sold or exploited for profit worldwide. The entire amount of the purchase price has been allocated to the centrifugal jig royalty agreement.

3.  CAPITAL ASSETS
                                                  Accumulated    Net      Net
                                         Cost    Amortization   1996     1995
                                        -------  ------------  ------   ------
                                           $          $           $        $
        Furniture and office equipment   46,513       9,607    36,906    3,702
        Vehicles                        101,087      14,487    86,600   29,662
        Mining equipment                 13,003       1,300    11,703      -
        Centrifugal jig equipment       228,533      12,692   215,838      -
                                        -------     -------   -------   ------

                                        389,136      38,086   351,047   33,365
                                        =======     =======   =======   ======

4.  CENTRIFUGAL JIG PATENTS AND RELATED EXPENDITURES

      Royalty Agreement (Note 2(c))                        $ 437,096
      Less:  Accumulated amortization                        (14,511) $  422,585
                                                           ----------

      Patents (Note 2(b))                                  5,613,021
      Less:  Accumulated amortization                       (476,862)  5,136,159
                                                           ----------

      Mineral recovery technology rights (Note 2(a))                     336,069

      License agreement                                                   89,995

                                                                      $5,984,808
      License Agreement
      On June 10, 1996, the company entered into an agreement with RDR, Inc. to acquire the entire right, title and interest in a license agreement related to the centrifugal jig. The company agreed to purchase the right for U.S$75,000 with an initial deposit of U.S.$5,000 and monthly payments of U.S.$2,000 commencing July 1, 1996 over a 35-month period. The company intends to resell the license.

















                                                                    Continued...

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(Expressed in Canadian Dollars)
================================================================================
5.  Mineral Properties and Related Deferred Exploration Expenditures
    The company's subsidiary, Mineral Recovery Systems, Inc. (MRS), has entered into various mineral leases for a 100% interest in approximately 3,600 acres of land in Benton County, State of Tennessee, United States for U.S.$18,712 (U.S.$14,237 paid during the year) and minimum annual advance royalty payments as follows:

          1997                                          U.S.$18,712
          1998                                          U.S.$18,712
          1999                                          U.S.$32,348
          2000                                          U.S.$36,423
          2001                                          U.S.$36,423
          2002 and each year thereafter                 U.S.$91,058

    The mineral leases are subject to a 5% production royalty, however, MRS will receive a credit for all advance royalties paid against production royalties. The lessors can only terminate the leases upon the failure of MRS to make the required minimum payments as required by the leases. During the year approximately $150,000 was incurred on exploration.

6.  NOTES PAYABLE
                                                             1996         1995
                                                             ----         ----
                                                              $             $
    Notes payable to former shareholders of Trans Mar, Inc.,
    interest payable at 10% per anum, unsecured, principal
    and interest due December 31, 1999                      272,340         -

    Notes payable to former shareholders of Trans Mar, Inc.,
    non-interest bearing, unsecured, principal due
    December 31, 1999                                       241,010         -

    Note payable, interest payable at 10% per annum, blended
    payments of U.S.$2,000 per month, due April 1, 1999      66,031         -
                                                            579,381         -
    Less: Current portion                                   209,751         -
                                                            -------      -------
    Long-term portion of notes payable                      369,630         -
                                                            =======      =======

    Notes payable to former shareholders of Trans Mar, Inc. (TMI), are subject to a repayment agreement with Altair dated March 3, 1996. Altair agreed to retire U.S.$50,000 per month of the Trans Mar, Inc. debt assumed by Altair in the purchase of TMI.


















                                                                    Continued...

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(Expressed in Canadian Dollars)
================================================================================
7.  CAPITAL STOCK
    The capital stock is as follows:
    Authorized
      Unlimited common shares
    Issued
      14,686,296 common shares                                       $15,588,187
                                                                      ==========

    Transactions during the years are as follows:
                                                           Shares       Amount
                                                             #            $
      Balance, December 31, 1995                          8,497,849    5,779,016

      Private placements                                    554,027    1,939,095

      Exercise of stock options                             702,000      722,100

      Exercise of warrants                                2,912,463    3,387,053

      Common shares issued for cash (Note 7(vi))            100,000      305,000

      Common shares issued for the acquisition of TMI
        (Note 2(b))                                       1,919,957    3,455,923
                                                         ----------   ----------

      Balance, December 31, 1996                         14,686,296   15,588,187
                                                         ==========   ==========

      Common shares to be issued from exercise
        of Series E warrants (Note 7(v))                     32,720       65,440
                                                        ===========  ===========

    Stock Options
    As at December 31, 1996, 745,000 common shares are reserved for issuance to directors, officers and employees under the company's stock option plan. The exercise price and expiry dates of options outstanding as of December 31, 1996 are as follows:
                  Number            Price
                of Shares             $           Expiry Date
                ---------           -----         -----------
                   75,000             0.60        August 8, 1998
                  145,000             3.70        March 7, 2001
                   80,000             5.00        March 14, 1998
                  250,000             4.00        May 27, 2001
                   75,000             4.20        July 29, 2001
                   50,000             4.50        July 31, 2001
                   20,000             8.40        November 6, 2001
                   50,000             9.40        December 31, 2001

























                                                                    Continued...

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(Expressed in Canadian Dollars)
================================================================================
7.  CAPITAL STOCK (Continued)

    Warrants
    i) Series A
          Issued and outstanding, beginning of the year               1,000,000
          Exercised during the year                                  (1,000,000)

          Issued and outstanding, end of year                             Nil

          Total proceeds received                                    $  200,000
                                                                      =========

    ii)Series B
          Issued and outstanding, beginning of the year                 100,000
          Exercised during the year                                    (100,000)

          Issued and outstanding, end of year                             Nil

          Total proceeds received                                    $   75,000
                                                                      =========

    iiiSeries C
          Issued and outstanding, beginning of the year                 250,000
          Exercised during the year                                    (250,000)

          Issued and outstanding, end of the year                         Nil

          Total proceeds received                                    $  200,000
                                                                      =========

    iv)Series D
          Issued and outstanding, beginning of the year               1,000,000
          Exercised during the year                                  (1,000,000)

          Issued and outstanding, end of the year                        Nil

          Total proceeds received                                    $  825,000
                                                                      =========





















                                                                    Continued...

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(Expressed in Canadian Dollars)
================================================================================
7.  CAPITAL STOCK (Continued)

    v) Series E
          Issued and outstanding, beginning of the year                 580,000
          Exercised during the year - common shares issued             (227,636)
          Exercised during the year - common shares to be issued        (32,720)
          Issued and outstanding, end of the year                       319,644

          Total proceeds received                                    $  520,712
                                                                      =========

       See Note 2(b). Each warrant entitles the holder thereof to purchase one common share at $2.00 per share on or before March 1, 1997. Subsequent to the year end, an additional 301,229 warrants were exercised for total proceeds of $602,458.

    vi)Series F
          Issued and outstanding, beginning of the year                 100,000
          Exercised during the year                                     (50,000)

          Issued and outstanding, end of the year                        50,000
                                                                      =========

          Total proceeds received                                    $  350,000
                                                                      =========

       Pursuant to a subscription agreement, the company issued 100,000 units at $3.05 per unit for total proceeds of $305,000. Each unit consists of one common share and one Series F share purchase warrant. Each Series F share purchase warrant entitles the holder to purchase one common share at a price of $7.00 per share to December 5, 1996 provided that only 50% of the warrants may be exercised during the initial period, and at a price of $10 per share to September 5, 1997 provided that the number of warrants that may be exercised after December 5, 1996 may not exceed the number of warrants exercised prior to December 5, 1996. Prior to December 5, 1996, 50,000 warrants were exercised for total proceeds of $350,000. Subsequent to the year end an additional 50,000 warrants were exercised for total proceeds of $500,000.
























                                                                    Continued...

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(Expressed in Canadian Dollars)
================================================================================
7.  CAPITAL STOCK (Continued)
    viiSeries G
          Issued during the year                                        494,027
          Exercised during the year                                    (284,827)
          Expired during the year                                      (209,200)
                                                                     ----------

          Issued and outstanding, end of year                             Nil

          Total proceeds received                                    $1,281,722

    viii)  Series H
          Issued and outstanding, end of year                            60,000

       Pursuant to a subscription agreement the company issued 60,000 units at $3.50 per unit for total proceeds of $210,000. Each unit consists of one common share and one Series H common share purchase warrant. Each Series H common share purchase warrant entitles the holder to purchase one common share at a price of $4.50 per share on or before December 26, 1997.

8.  COMMITMENT

    In the event of a takeover, merger or consolidation whereby voting control of over 35% of the issued stock is acquired by an individual or a group of individuals, then under the current compensation agreement the president shall be given 200,000 shares of the company's common stock. Included in accounts payable and accrued liabilities is U.S.$115,361 (1995 - U.S.$64,385) owing to the president.

9.  NET LOSS PER SHARE

    The existence of stock options affects the calculation of loss per share on a fully diluted basis. As the effect of this dilution is to reduce the reported loss per share, the fully diluted loss per share has not been calculated.


























                                                                    Continued...

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(Expressed in Canadian Dollars)
================================================================================
10. INCOME TAXES
    As at December 31, 1996, the company has approximate non-capital losses carried forward for income tax purposes which are available to reduce certain future year's income for tax purposes as follows:

                  1997                          $   76,000
                  1998                             138,000
                  1999                              93,000
                  2000                              44,000
                  2001                              54,000
                  2002                              76,000
                  2003                             300,000
                                                   -------
                                                  $781,000
                                                   =======

11. FORGIVENESS OF DEBT
    During 1996, U.S.$868,493 of debt to former Trans Mar, Inc. shareholders was retired with payments of U.S.$165,767. The remaining U.S.$702,726 due was forgiven by the former Trans Mar, Inc. shareholders.

12. CONCENTRATION OF CREDIT RISK
    As at December 31, 1996, MRS had U.S.$895,652 in cash deposits with Western Bank of Cody in Wyoming, United States. This amount exceeds the insurance limitation of U.S.$100,000 per banking institution.



































                                                                    Continued...

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
NOTE TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(Expressed in Canadian Dollars)
================================================================================
13. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES
    GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    The company prepares its accounts in accordance with accounting principles generally accepted in Canada ("Canadian GAAP") which conform, in all material respects, with accounting principles generally accepted in the United States ("U.S. GAAP"), except as described below.

Statement of Changes in Financial Position
The U.S. Financial Accounting Standards Board (FASB) issued its Statement of Financial Accounting Standards No. 95 (SFAS No. 95) effective for years ending after July 15, 1988. SFAS No. 95, which is entitled "Statement of Cash Flows", established standards for cash flow reporting with its primary purpose being to provide information about the cash receipts and cash payments of an entity during the period. Canadian Generally Accepted Accounting Principles (GAAP) dealing with the statement of changes in financial position is based on a broad concept, embracing all changes in financial position. The following are the Statements of Cash Flow prepared in accordance with U.S. GAAP for each of the three years ended December 31, 1996:

=========================================================================================
                                                        1996         1995       1994
(Expressed in Canadian Dollars)                          $            $          $
=========================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year                                (856,003)   (599,097)   (784,078)
    Adjustments to reconcile net loss for the
      year to net cash (used):
         Amortization                                 523,617       4,319       1,408
         Write-off of mineral property and
            related exploration expenditures            -          11,255     616,398
         Royalties                                      -           -          46,109
         Incorporation costs                            -           -           1,444
    Changes in assets and liabilities:
      Advances and accounts receivable                111,522     (70,162)      5,351
      Accounts payable and accrued liabilities         88,838    (100,186)     62,943
                                                  -----------  ----------   ---------
NET CASH (USED IN) OPERATING ACTIVITIES              (132,026)   (753,871)    (50,425)
                                                  -----------  ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of mineral properties and related
      deferred exploration expenditures              (172,213)    (11,255)   (144,625)
    Purchase of capital assets                       (349,104)    (31,232)       -
    Purchase of centrifugal Jig                    (5,742,751)     (5,965)    (18,412)
    Option agreement costs                              -        (291,708)    (81,398)
    Payment of net liabilities of subsidiary
      on acquisition                                    -            -           (472)
                                                   ----------  ----------  ----------
NET CASH (USED IN) INVESTING ACTIVITIES            (6,264,068)   (340,160)   (244,907)
                                                   ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common shares for cash                305,000   1,200,000     180,000
    Proceeds from exercise of stock options           722,100      73,400       -
    Proceeds from exercise of warrants              3,387,053     235,000       -
    Notes payable                                     579,381       -           -
    Issuance of common shares pursuant to a
      private placement                             1,939,095       -           -
    Common shares to be issued                         65,440       -           -
    Issuance of common shares for shares of
      subsidiary                                    3,455,923       -           -
                                                   ----------  ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES          10,453,992   1,508,400     180,000
                                                   ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH                     4,057,898     414,369    (115,332)
CASH, beginning of year                               424,185       9,816     125,148
                                                   ----------  ----------  ----------
CASH AND TERM DEPOSITS, end of year                 4,482,083     424,185       9,816
                                                   ========== ===========  ==========

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
NOTE TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(Expressed in Canadian Dollars)
================================================================================
Under Canadian GAAP, there is no requirement to disclose the company's policy for determining which items are treated as cash equivalents. Under U.S. GAAP cash equivalents are short-term, highly liquid investments that are readily converted to known amounts of cash and are so near their maturities that they present an insignificant risk of change in value because of changes in interest rates. The cash and term deposits on hand as at December 31, 1996, 1995 and 1994 represent cash and term deposits with maturity dates of less than 30 days which are considered cash equivalents under U.S. GAAP.

Development Stage Company
As of December 31, 1996, the company would be characterized as a "development stage enterprise" under U.S. GAAP due to Statement of Financial Accounting Standards No. 7 (SFAS 7). Under Canadian GAAP, there are no requirements for the indication or reporting of development stage entities.

Foreign Currency Translation
In Canada and the United States, a distinction is made between the measurement and accounting for an enterprise's own transactions in a foreign currency. In the U.S. an integrated subsidiary would remeasure its books and records into the functional currency prior to translation into the reporting currency. The U.S. subsidiaries maintain their books and records in U.S. dollars, however, their functional currency is Canadian dollars due to the dependency on the Canadian parent. The remeasurement of the U.S. subsidiaries' financials according to U.S. GAAP would not change the results of the consolidated financial statements prepared in accordance with Canadian GAAP.

Income Taxes
Under Canadian GAAP, income taxes are accounted for under the deferred method. Under U.S. GAAP, companies must follow the requirements of Statement of Financial Accounting Standards No. 109 (SFAS 109) which required the use of the asset/liability method for measurement of tax liabilities, wherein deferred tax assets are recognized as well as deferred tax liabilities. The company has significant non-capital loss carryforwards (Note 8). SFAS 109 would require the recognition of a long-term tax asset for the future benefit expected from the application of these carryforwards to future profitable years. If it is expected that the entire amount of non-capital loss carryforwards will not be utilized, then a valuation allowance is applied to the asset to reasonably state the asset at its expected value. Under SFAS 109, disclosure of the amount of valuation allowance is required. As at December 31, 1996, the valuation allowance is equal to 100% of the deferred tax asset. Changes in the value of the deferred asset are recognized each year as income tax expense.

Stock Options
Of the common share stock options outstanding at December 31, 1996, all 745,000 (1995 - 677,000;1994 - 438,000) are currently exercisable. As at December 31, 1996, 723,630 (1995 - 172,785; 1994 - 82,085) common shares were available for granting of options. The following summary sets out the activity in the stock options.
                                                1996        1995        1994
                                                ----        ----        ----
                                                 $            $           $
      Outstanding at beginning of year         677,000     438,000     883,776
      Share consolidation (3 for 1,
         adjusted for rounding)                  -           -         294,589
      Granted                                  770,000     486,000     443,000
      Exercised at an average price of
         $1.03 (1995 - $0.30; 1994 - Nil)    (702,000)   (247,000)       -
      Cancelled                                  -           -       (299,589)
                                             ---------   ---------   ---------
      Outstanding at end of year               745,000     677,000     438,000
                                               =======     =======     =======

Under Canadian GAAP, there is no requirement to record compensation on the issue of stock options to employees or directors. Under U.S. GAAP, compensation would be accrued at the date of granting of the options calculated as the difference between the market price and exercise price at the date of grant. For the fiscal years ended December 31, 1996, 1995 and 1994 the exercise price of all stock options granted has been equal to or greater than the market price on the date of the grant and therefore the compensation cost under U.S. GAAP would be $Nil.

Other
There are no other material differences between Canadian GAAP and U.S. GAAP.